Form 10-K
period 1994-12-31
GEMINI EQUIPMENT PARTNERS INCOME FUND IX
filed 1995-04-06
CIK 761281

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                     Commission file number
02-95458
December 31, 1994
DECEMBER 31, 1994
            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
         (Exact name of registrant as specified in its charter)

                      1301 West Newport Center Drive
                      Deerfield Beach, Florida 33442
                              (305) 570-7676

          Virginia                         54-1385487
  (State of organization)       (I.R.S. Employer Identification
No.)

        Securities registered pursuant to Section 12(b) of the
Act:

                                   None

        Securities registered pursuant to Section 12(g) of the
Act:

                                   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

Number of shares outstanding of each of registrant's classes of securities:

                                                     Number of
Units
          Title of Each Class                     at December 31,
1994
Units of Limited Partnership Interest:
$500 per unit                                              21,222

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to Post
Effective Amendment No. 1 to
Form S-1, Registration Statement No. 2-95458
   Total number of pages: 24                      Exhibit Index:
page 24




                                  PART I

Item 1.   Business

General Development of Business -

     The registrant is a Limited Partnership ("the Partnership") composed of Finalco
Group, Inc. ("FGI"), a Delaware corporation, which is the General Partner, and purchasers of partnership units as Limited Partners; however, on March 27, 1990, FGI sold its rights and duties as General Partner to Gemini Equities Limited Partnership ("GELP"), a
Partnership related to FGI by means of similar ownership. GELP subsequently assigned its management functions and duties to Gemini Equities, Inc. (herein after referred to as managing general partner or the "General Partner"), a company wholly-owned by GELP. The
Partnership was formed and commenced operations on March 5, 1987.

     The primary objectives of the Partnership are to acquire and lease equipment
("Equipment") in order to generate quarterly distributions to Limited Partners from leasing revenues and proceeds from the sale or disposition of equipment, to reinvest in equipment a portion of their Cash From Operations and Cash From Sales or Refinancings during the first eight years of operations and as a result, distributions, if any, for such period would be limited; and to provide certain tax benefits. The achievement by the Partnership of any of its objectives cannot be assured or guaranteed.

     All Partnership primary objectives are being met. After careful analysis the General
Partner has estimated that the next cash distribution will be payable in June 1995 at an annualized rate of 5%. The General Partner expects to close this Partnership during 1996 and expects to return about 112% of the Limited Partners' original investment. Because the
General Partner will attempt to lease the Partnerships' equipment until it has little economic value, the sale of equipment is expected to generate only minimal proceeds. As of December 31, 1994 the Partnership has returned approximately 96.87% of investment through distributions.

     Although the General Partner has sole responsibility for the selection of equipment and lessees and total reliance is placed upon it by the Limited Partners, events subsequent to this selection process may operate to change the intended results of any equipment or lessees that have been selected. In this connection; a number of factors have negatively impacted the Partnership's results of operations. These factors include lower interest rates, lessee bankruptcies, remarketing problems due to changes in manufacturers' practices, the acceleration of technological changes, and increasing competition for leases.

     Selection of the Equipment for purchase and lease is based principally on the General
Partner's evaluation of the usefulness of the Equipment in commercial, industrial or agricultural applications and its estimate of the potential demand for the Equipment at the end of the initial lease term and successive lease terms. The Partnership has invested primarily in computer related equipment. The General Partner makes ongoing evaluations of the Equipment to determine whether each item of Equipment should remain in its portfolio or be sold at the end of the initial lease term, depending on a number of criteria, including the Partnership's operating results, economic considerations, tax considerations, and the nature and condition of the Equipment.

     The registrant has no direct employees. The General Partner has full and exclusive discretion in management and control of the Partnership.

     The equipment leasing industry is highly competitive. In initiating leasing transactions, the Partnership competes with leasing companies, manufacturers that lease their products directly, equipment brokers and dealers, and financial institutions, including commercial banks, insurance companies and other leasing partnerships sponsored by the General Partner. Many competitors are larger than the Partnership and have access to more favorable financing. Competitive factors in the equipment leasing business primarily involve pricing and other financial arrangements. Marketing capability is also a factor of competition.
Item 1.   Business - Continued

Leases -
     At December 31, 1994, 1993, and 1992, Equipment had a net book value of $76,167,
$451,070, and $1,065,546, respectively. Such equipment was leased under 39 separate leases to 23 lessees as of December 31, 1994, all of whom are unaffiliated with the General
Partner and are located within the United States, with a geographic concentration in
California and Texas, and the United Kingdom. Major customers providing 10% or more of the rental income were as follows:

                               1994      1993      1992

      Psychological Corporation      10%        0        0
      GE                         0       11%       13%
      AT&T                            0        0       11%
      GTE                             0        0        0
      Smithkline                      0        0       10%
      Ben Hogan                            0            12%
      0

The Partnership's Equipment is leased under operating and direct financing lease arrangements. At December 31, 1994 such leases had remaining terms ranging from 1 to 15 months.

Equipment -

     The Partnership acquires a significant portion of its equipment from the General
Partner in conjunction with the assignment of an existing lease to the Partnership. The
General Partner acquires the equipment to be sold to the Partnership on a temporary basis, generally not to exceed six months, for the purpose of facilitating the acquisition by the
Partnership of the equipment, obtaining financing for the Partnership, or other purposes relating to the business of the Partnership.

     The Partnership purchase price is equal to or less than the lesser of the General
Partner's purchase price (less any rents received) plus an acquisition fee not to exceed
4% of the purchase price of the equipment or the estimated market value of the equipment at purchase date.

Item 2.   Properties

     The Partnership neither owns nor leases office space or equipment for the purpose of managing its day-to-day affairs. The General Partner, FGI, has exclusive control over all aspects of the business of the Partnership, including provision of any necessary office space. As such, FGI is compensated for management services and general and administrative costs relating to managing the Partnership's business. Excluded from the allowable reimbursement to the General Partner, however, are the following:
(1) expenditures for
rent or utilities, (2) purchases of capital equipment, and the related depreciation, and
(3) certain other administrative items which are borne by the General Partner.

Item 3.   Legal Proceedings

     On March 3, 1994, Xerox Corporation without admitting guilt entered into a settlement agreement with the General Partner who had filed a complaint against Xerox for the benefit of this Partnership and fourteen other Gemini Limited Partnerships. The complaint was for, among other matters, violation of the federal anti-trust laws.

     Based upon this settlement the pro-rata share of the amount to this Partnership was $620,000 before legal fees and expenses which had been incurred in current and prior years relating to the settlement.

     GELP became involved in litigation, along with other affiliated entities, with the Resolution Trust Corporation in March 1994 concerning loan guarantees provided by Finalco Group, Inc. prior to current management's involvement. This litigation was settled during 1994 without impact on the Partnership.

Item 4.   Submission of Matters to a Vote of Security
Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise during the three months ended December 31, 1994.


                                  PART II

Item 5.   Market for the Registrant's Securities and
Related Stockholder Matters

     The Partnership's limited partnership interests are not publicly traded. There is no market for the Partnership's limited partnership interests and it is unlikely that any will develop.

     Approximate Number of Equity Security Holders:
                                        Number of Record Holders
Title of Class                                  As of December
31, 1994

Units of Limited Partnership Interest                     965

Item 6. Selected Financial Data
                                                  Year Ended
December 31,
                  1994           1993           1992
1991           1990

Total Revenues           $1,406,531     $1,824,146     $1,697,916
   $2,345,967     $4,051,436

Net Income (Loss)   $  789,024     $  122,968     $
279,933     $ (247,893)    $  717,365

Net Income (Loss Per
 Limited Partnership
 Unit                  $   36.81       $     5.74
  $    13.06      $   (11.56)      $    33.46

Distributions to
 Limited Partners Per
 Partnership Unit      $    66.25       $    60.00       $
60.00      $    60.00       $    60.63


                                                  Year Ended
December 31,
                  1994           1993           1992
1991           1990

Total Assets        $  646,872     $2,224,388     $5,598,892
$2,965,462     $5,250,296

Notes Payable       $       0     $       0     $       0
$       0     $  311,860

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.


Item 7.   Management's Discussion and Analysis of
Financial Condition and Results of
          Operations

SUMMARY

     During 1990, Management discovered an unexpected decline in the residual values of
Xerox equipment. Management believes that this decline was the result of actions by Xerox
Corporation which were not connected with the changing marketplace or economic conditions.
In order to protect the Partnership's interest in Xerox equipment, the Partnership has brought legal action to prosecute their claims against Xerox Corporation and has settled with Xerox and received $620,485 of proceeds from the litigation (See Item 3-Legal
Proceedings).
Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of
          Operations, Continued

     A number of factors have negatively affected the Partnership's results of operations.
These factors include lower interest rates, lessee bankruptcies, remarketing problems due to changes in manufacturers' practices, the acceleration of technological changes, and increasing competition for leases. Declines have been marketplace driven, and have been beyond Management's control.

     Re-marketing activity continues to be strong in the portfolio purchased from
Intelogic Trace-Texcom. For the Gemini Fund IX portion of the portfolio the return to date is 107% of cost.

     Net income for the years ended December 31, 1994, 1993, and 1992 was $789,024,
$122,968, $279,933, respectively.

REVENUES

     Total revenues for 1994 were $1,406,531, a 23% decrease over 1993 total revenues of
$1,824,146. Total revenue decreased because leasing income decreased $755,171 to $682,284 in 1994 compared to $1,437,455 in 1993 and the gain on the sale of equipment decreased
$356,005 to $16,127 in 1994 compared to $372,132.  The decrease in rental income is due to
leases maturing. The above decreases are offset by an increase in other income of $693,561 due primarily from the proceeds of the Xerox settlement as well as the collection of bad debts of $19,000 from one lessee.

     Total revenues for 1993 were $1,824,146, a 7% increase over 1992 total revenues of
$1,697,916. The total revenues increased because leasing income increased $105,854 to
$1,437,455 in 1993 over $1,331,601 in 1992 and the gain on sale of equipment increased
$133,401 to $372,132 in 1993 over $238,731 in 1992.  The
increased leasing income was the
result of the acquisition of an equipment lease portfolio in August of 1992. The increase in gains was a result of the sale of equipment as a greater number of leases mature. Other income principally interest declined $113,025 from 1992 to 1993.

COSTS AND EXPENSES

     Direct costs for 1994 of $89,496 was a decrease of 36% over direct costs for 1993 of
$139,362. This decrease is a result of maturing leases and the settlement of litigation against Xerox Corporation.

     Direct costs for 1993 of $139,362 was an increase of 54%
over direct costs for 1992
of $90,504. The increase in 1993 includes an increase in legal fees of $20,000 in connection with the Xerox lawsuit and $26,000 of commissions to an affiliated entity for lease renewals and remarketing.

     Management fees and general and administrative fees decreased 27% and 55% respectively for 1994 compared to 1993.

     Management fees and general and administrative fees increased 57% and 66% respectively for 1993 over 1992. These fees are calculated on gross rents and therefore do not track leasing income. Further, when leases go into default, management fees are no longer charged, but general and administrative charges continue.

     The provision for bad debts during 1994 has decreased 99% due to no bankruptcies during the current year. As the amount of receivables and the number of leases has significantly declined due to the winding down of the partnership, the amounts provided as allowance for doubtful accounts is expected to remain at the same level for 1995 as 1994.

     Lessees are generally required under lease contract to notify the lessor in advance
(usually 90 days) if they intend to renew, buy or return the equipment at the end of the lease term. If no notice is received the lessee is billed at the same rate until notice is met. If a dispute arises with a lessee over the notice an allowance is provided as the collection is doubtful. In 1994 management was successful in recovering $22,610 from one lessee related to the lack of appropriate notice which had previously been recorded as doubtful.
 Item 7. Management's Discussion and Analysis of Financial Condition and Results of
          Operations, Continued

     For 1993, provision for bad debts was provided for one lessee in bankruptcy for
$198,756 and for a second lessee that had been unable to make lease payments in the amount of $64,186.

     Leasing costs consists of amortization of initial direct costs and interest expense.
The 1993 increase over 1992 is due to the August 1992 portfolio acquisition. The 1994 decrease is due to leases maturing.

     Depreciation is declining because the Partnership equipment is becoming fully depreciated. The acquired portfolios are primarily direct financing leases and are therefore not depreciated.


ASSETS, LIABILITIES AND EQUITY

     Investment in leases and rents receivable have declined as the portfolio is being liquidated and no new lease originations are replacing the maturing leases. It is anticipated that by December of 1995 the remaining direct financing leases and rents receivable will be collected or sold for their approximate book value.

     Rental Equipment declined $374,903 in 1994 related to the continuing depreciation of assets and the sale of equipment. It is anticipated that all of the remaining equipment will be disposed of during 1995.

     Other receivables declined $116,093 in 1994 primarily related to the collection of equipment sale proceeds, and an overall reduction in the proceeds from sales of equipment as the portfolio matures and the remaining equipment values continue to decline with age.
This decline will continue in 1995 as all equipment sales are anticipated to be fully collected in 1995.

     In 1994 lease obligations declined from $1,241,332 to $259,284. This decline corresponds to the reduction in net investment in direct finance leases and is anticipated to continue in 1995 as the lease transactions are completed and the associated non-recourse debt is paid down.
As no new leases are replacing the maturing leases, no new debt is being obtained. This decline is expected to continue in 1995.

     Security deposits liability to customers is expected to decline substantially in 1995 as many leases will mature in 1995 and security deposits will be refunded to customers.
Any amount of security deposits remaining at the termination of the partnership will be paid to the general partner who will accept liability for repayment.

     Total partners equity declined during 1994 primarily related to distributions to partners of $1,409,173, which was greater than earnings during the same period of $789,024.
It is anticipated that partners equity will continue to decline in 1995.


STATEMENT OF CASH FLOWS

     Net cash provided from operating activities increased 43% from 1993 of $660,669 to
$943,456 in 1994. Excluding the Xerox legal settlement from the 1994 amount the net cash provided from operating activities would have declined 51% from 1993 to 1994. This decline is related to the overall reduction of the portfolio and the winding down of the partnership. Cash provided from operations and investing activities is being distributed to the partners and not reinvested in new leases. It is anticipated that the decline will continue in 1995 since the number of leases has significantly declined.

     Net cash provided from investing activities declined 50% from 1993 to 1994. This is related to the continual sale of equipment at the end of the lease term and the sale of off-lease equipment. Net cash provided from investing activities is anticipated continue to decline 1995 as the remaining assets continue to mature and the revenue from the sale or disposal of equipment continues to decline.

 Item 7.  Management's Discussion
and Analysis of Financial
Condition and Results of
          Operations, Continued


     Cash expenditures from financing activities have remained fairly constant for the last three years. Distributions to partners in 1994 were $122,991 higher than 1993 due to the higher distribution of cash resulting from the proceeds received from the Xerox litigation. It is anticipated that in 1995 all cash flow from operations and investing activities will be distributed to the partners. However, the amount distributed will decline as significantly less cash flow will be generated from operations and financing activities as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Over 67% of the leasing transactions have been completed in the portfolio. The return on investment for computer and related equipment purchased totaling about $7.8 million (about 32%) of the portfolio has been or is expected to be less than 100% of the investment on a present value basis. Significant residual value declines have been experienced primarily in equipment manufactured by Prime and Datagraphics. Returns greater than 100% have been experienced on equipment manufactured by Data Switch, Paradyne, Sun
Information Systems, AT&T, Prime, Timplex, Develcon, Digital Equipment, Tandem, McDonnell
Douglas, Hewlett Packard, Avanti, Kodak, Cannon, some I.B.M. and also Office Furniture.
The best performance to date has come from I.B.M. personal computers that were leased to
C&P Telephone Company. The worst performance to date has come from CAD/CAM equipment leased to General Electric and from Xerox laser Printers that were leased to General
Electric and Comnet.

     It is Management's intention to lease the equipment until it has little economic value, therefore the sale of the equipment is expected to generate only minimal proceeds.
However, if a fair sales price is offered the equipment will be sold.

     Distributions to the Limited Partners were $1,405,958, $1,273,320, and $1,273,320 for the years ended December 31, 1994, 1993, and 1992, respectively. Distributions to the
General Partner were $3,215, $12,862, and $12,860 for the same three years, respectively.
As the industry responds to the ever changing marketplace, the General Partner has made adjustments that were considered necessary to remain responsive and competitive.

     The Partnership has no material commitments for capital expenditures as of December
31, 1994. Cash provided from operations, together with the General Partner's actions as discussed above are considered adequate to fund the Partnership requirements for its present business.


INTEREST RATES

     Interest rates as reflected in the prime rate and other money costs affect the
Partnership's non-recourse borrowings from banks. To the extent that bank borrowings are at interest rates tied to the prime rate, there has been a moderate impact of interest rate changes on operations.


Item 8.   Financial Statements


                       Index to Financial Statements


                                                        Page
                                                       Number

Report of Independent Accountants                               9

Balance Sheets as of December 31, 1994 and 1993
10

Statements of Operations, Years Ended December 31, 1994,
1993 and 1992                                            11

Statements of Partners' Equity (Deficit), Years Ended
December 31, 1994, 1993 and 1992                              12

Statements of Cash Flows, Years Ended December 31, 1994,
1993 and 1992                                            13

Notes to Financial Statements                               14 -
19




























                     REPORT OF INDEPENDENT ACCOUNTANTS











To the Partners of
Gemini Equipment Partners Income Fund IX
Deerfield Beach, Florida


We have audited the accompanying balance sheets of Gemini Equipment Partners Income Fund
IX, a limited partnership, as of December 31, 1994 and 1993, and the related statements of operations, partners' equity (deficit), and cash flows for each of the three years ended December 31, 1994. These financial statements are the responsibility of the
Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gemini Equipment Partners Income Fund IX, a limited partnership, as of December 31, 1994 and 1993, and the results of its operations, and its cash flows for each of the three years ended December 31, 1994 in conformity with generally accepted accounting principles.




COOPERS & LYBRAND, L.L.P.



Miami, Florida
March 10, 1995







                              BALANCE SHEETS

December 31,
                                                1994
1993
Assets

  Cash & Cash Equivalents                          $71,828
  $  242,700

  Net Investment in Direct
    Financing Leases - Less Allowance
    for Doubtful Accounts of $270,750 and
    $277,949, respectively                           327,334
1,297,918

    Operating Lease Rent Receivable
[RECEIVABLES]3,198         23,437
    Less: Allowance for Doubtful Accounts
[ALLOWANCES](2,123)       (21,167)

  Net Operating Lease Receivable                 1,075
2,270


    Rental Equipment, at Cost
[PP&E]2,173,393
    5,698,405
    Less:  Accumulated Depreciation
[DEPRECIATION](2,097,226)    (5,247,335)

  Net Rental Equipment                                76,167
 451,070

  Due from General Partner                            92,018
  35,887
  Other Receivables                                   78,450
 194,543

          Total Assets                            $
[TOTAL-ASSETS]646,872     $2,224,388

Liabilities and Partners' Equity

  Accounts Payable-Affiliates                             0
414
  Accounts Payable                               41,161
31,191
  Security Deposits                                  221,229
 249,659
  Deferred Revenue                              0          8,416
  Lease Obligations                                  259,284
1,241,332

          Total Liabilities                          521,674
1,531,012

  Partners' Equity (Deficit):

    General Partner                                  (28,203)
 (84,387)
    Limited Partners                                 153,401
 777,763

          Total Partners' Equity
[OTHER-SE]125,198        693,376

          Total Liabilities and Partners' Equity  $
[TOTAL-LIABILITY-AND-EQUITY]646,872     $2,224,388


                         STATEMENTS OF OPERATIONS

                                     Year Ended December 31,
                                         1994          1993
 1992

Revenues

  Leasing income                        $  682,284     $1,437,455
   $1,331,601
  Other income                             708,120         14,559
      127,584
  Net Gain on sale of equipment             16,127        372,132
      238,731

            Total Revenues
[TOTAL-REVENUES]1,406,531      1,824,146      1,697,916


Expenses

  Direct costs                              89,496        139,362
       90,504
  Management fees                          146,670        201,453
      127,986
  General and administrative                31,722         70,855
       42,662
  Provision for bad debts                    2,541        278,403
           0
  Leasing Costs & interest                  99,787        386,133
      254,852
  Depreciation                             247,291        624,972
      901,979

            Total Operating Expenses      [TOTAL-COSTS]617,507
 1,701,178      1,417,983

Net Income                              $ [NET-INCOME]789,024
$  122,968
   $  279,933

Net Income Allocation

  General Partner                       $    7,890     $    1,230
   $    2,799
  Limited Partners                    781,134        121,738
 277,134

                                   $  789,024     $  122,968
$  279,933


Net Income per Limited
Partnership Unit                     $   [EPS-PRIMARY]36.81  $
5.74  $
13.06


Weighted Average Number
of Limited Partnership
Units Outstanding                           21,222         21,222
       21,222






                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                              Limited Partners  General Partner
   Total


Partners' Equity (Deficit),
    December 31, 1991         $    2,936,064   $      (62,588)  $
  2,873,476

Translation loss                      (9,012)             (91)
     (9,103)

Distributions                     (1,273,320)         (12,860)
 (1,286,180)

Net income                           277,134            2,799
    279,933

Partners' Equity (Deficit),
    December 31, 1992              1,930,866          (72,740)
  1,858,126


Translation loss                      (1,521)             (15)
     (1,536)

Distributions                     (1,273,320)         (12,862)
 (1,286,182)

Net income                           121,738            1,230
    122,968

Partners' Equity (Deficit),
    December 31, 1993                777,763          (84,387)
    693,376

Translation gain                         462                5
        467

Distributions                     (1,405,958)          (3,215)
 (1,409,173)

Contributions                             0           51,504
     51,504

Net income                           781,134            7,890
    789,024

Partners' Equity (Deficit),
    December 31, 1994         $      153,401   $      (28,203)  $
    125,198
                        STATEMENTS OF CASH FLOWS

   Year Ended December 31,
                                                1994
1993         1992
Cash flows from operating activities:
Net income (loss)                                 $  789,024
$  122,968     $  279,933
Adjustments to reconcile net
income (loss) to net cash provided
by operating activities:
Depreciation                                    247,291
624,972        901,979
Provision for bad debts, net
  of recoveries                                      (20,069)
 275,572        (49,155)
Net gain on sales of equipment                       (16,127)
(372,132)      (238,731)
Change in assets and liabilities:
(Increase) decrease in rent
  receivable, net                                     20,239
  24,832         49,008
(Increase) decrease in investment in direct
  financing leases*                                  872,474
2,085,011        827,163
(Increase) decrease in other receivables                  116,093
       97,068        (45,764)
(Increase) decrease in due from General Partner
(56,131)       0     0
Increase (decrease) in accounts
  payable Affiliates                                    (414)
  46,364        (34,773)
Increase (decrease) in lease
  obligations                                  (982,048)
(1,514,604)      (851,386)
Increase (decrease) in accounts payable                     9,970
      (52,855)        84,581
Increase (decrease) in due to
  General Partner                                    0
(636,298)      (418,787)
Increase (decrease) in security
  deposits                                           (28,430)
  (5,907)       0
Increase (decrease) in deferred
  revenue                                             (8,416)
 (34,322)        26,891
Net cash provided by operating
  activities                                    943,456
660,669        530,959
Cash flows from investing activities:
  Equipment lease portfolio acquisition                   0
      0       (478,692)
  Financed lease off-lease                           0
 0        (32,071)
  Purchase of rental equipment                       0
 0        (11,010)
  Proceeds from sale of equipment                    243,502
 487,432        399,976
Net cash provided by (used in)
  investing activities                               243,502
 487,432       (121,797)
Cash flows from financing activities:
  Principal payments on notes payable                0
 0       (143,054)
  Additional Capital Contributions                         51,504
      0        0
  Distribution to partners                        (1,409,173)
(1,286,182)    (1,286,180)
Net cash used in financing activities             (1,357,669)
(1,286,182)    (1,429,234)
Effect of exchange rate on cash                         (161)
    (773)        (5,715)
Increase (decrease) in cash &
  cash equivalents                             (170,872)
(138,854)    (1,025,787)
Cash & Cash equivalents at
  beginning of year                                  242,700
 381,554      1,407,341
Cash & cash equivalents at end of year            $   71,828
$  242,700     $  381,554
Supplemental disclosures of cash
  flow information:
Cash paid during the year for interest            $       0
$  268,102     $  166,581

* Net of $99,135 of non-cash effect of direct finance lease equipment and residual values transferred to Rental Equipment.




                       Notes to Financial Statements

Note 1 - Organization

Gemini Equipment Partners Income Fund IX (the "Partnership"), is a limited partnership that was organized under the provisions of the Uniform Limited Partnership Act of
Virginia for the purpose of acquiring and leasing equipment. Operations commenced on
March 5, 1987. The Partnership is required to terminate on December 31, 2010, or before, in accordance with the terms of the Limited Partnership Agreement; however, management has decided to wind-down the Partnership gradually and orderly. Termination of the Partnership is anticipated in 1996.

Finalco Group Inc. ("FGI"), the General Partner, managed and controlled the business and affairs of the Partnership; however, on March 27, 1990, FGI sold its rights and duties as General Partner to Gemini Equities Limited Partnership
("GELP"), a Partnership
related to FGI by means of similar ownership. GELP subsequently assigned its management functions and duties to Gemini Equities, Inc., a company wholly-owned by GELP.


Note 2 - Summary of Significant Accounting Policies

Basis of Accounting

The Partnership utilizes the accrual basis of accounting for financial reporting purposes whereby revenues are recognized as earned and expenses are recognized when incurred. The financial statements include only those assets, liabilities, and results of operations which relate to the Partnership.

Lease Accounting Policies

Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by either the direct financing or operating method.

Leased Assets:
Direct financing leased assets consist of the present value of the future minimum lease payments plus the present value of the residual (collectively referred to as the net investment). The residual is the estimated fair market value at lease termination.

Operating leased assets consists of the equipment cost, plus acquisition fees, less the amount depreciated to date.

Revenue, Costs and Expenses:

Operating leases-Revenue consists of the contractual lease payments and is recognized on a straight-line basis over the lease term. Costs and expenses are principally depreciation of the equipment. Depreciation is recognized on a straight-line basis over the lease term to the Partnerships estimate of the equipment's fair market value at lease termination, commonly referred to a "residual value". The residual value of the
Partnership's rental equipment is periodically assessed, and adjusted to the lower of cost or estimated market value. Any adjustments resulting from the periodic assessment are charged to depreciation expense currently for equipment held for sale and prospectively for equipment held for lease.

                                                  Notes to
Financial Statements, Continued


Note 2 - Summary of Significant Accounting Policies, Continued

Direct financing leases-Revenue consists of interest earned on the present value of the lease payment and residual. Revenue is recognized periodically over the lease term as a constant percentage return on the net investment. There are no costs and expenses related to direct financing leases since leasing revenue is recorded on a net basis.

Initial direct costs related to operating and direct financing leases, including acquisition fees are capitalized and amortized over the lease term.

Deferred Revenue

Deferred revenue consists of equipment rent received in advance.

Income Taxes

Federal and state income tax regulations provide that the taxes on income or loss of the Partnership are reportable by the partners on their individual income tax returns.
Accordingly, no provision for income taxes has been made.

The Partnership uses the accrual basis of reporting for Federal income tax purposes and uses accelerated depreciation methods allowed by the Internal
Revenue Code.

Income Per Limited Partnership Unit

Income per limited partnership unit represents the income allocated to the Limited
Partners [99% of net income] divided by the weighted average number of limited partnership units outstanding during the year.

Purchase of Equipment from Affiliates

The majority of rental equipment is purchased from the General Partner in conjunction with the assignment of the existing lease to the Partnership.
The Partnership's
purchase price is equal to or less than the lesser of the General Partner's purchase price (less any rents received) plus an acquisition fee not to exceed 4% of cost or the estimated market value of the equipment at purchase date.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

The Partnership maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Partnership maintains its accounts with highly creditable institutions and has not experienced any losses from these accounts.



                Notes to Financial Statements, Continued


Note 3 - Related Party Transactions

In accordance with the terms of the offering prospectus and the Partnership Agreement, the following costs were charged to the Partnership by the General Partner:


    Year Ended December 31
                          Basis             1994           1993
       1992

Acquisition expenses                      $     0       $     0
     $ 74,241

Equipment acquisition     Not to exceed              0
    0      180,578
fees                      4% of cost

Management fees           6% of gross      146,670        201,453
      127,986
                          rents

General and admin-        2% of gross       31,722         70,855
       42,662
istrative services        rents

Management fees related to the Xerox settlement, which is included in other income, were
$51,504 and were contributed to capital by the General Partner
(See Note 10).

Accounts Payable-Affiliates include amounts due to FGI and other
Gemini Limited
Partnerships for lease rentals owed on their behalf.

During 1993 the Partnership paid commissions of $26,356 to an affiliated entity for lease renewals and remarketing.


Note 4 - Leases

At December 31, 1994, the remaining terms of leases purchased by the Partnership range from 1 to 15 months with negotiable renewal options. Future minimum rentals expected to be received on these leases are as follows:

Year Ending                    Operating               Direct
Financing
December 31,                Leases                     Leases

   1995                  $   31,397               $    291,800
   1996                          0                     46,332
                         $   31,397               $    338,132


                Notes to Financial Statements, Continued




Note 5 - Allowance for Doubtful Accounts


December 31,
                                      1994           1993
 1992

Allowance for doubtful accounts          $ 299,116     $   23,998
   $    73,153
at beginning of year

Provision for bad debts                      2,541        278,403
          0

Writeoffs                                   (6,174)     (454)
 0

Recoveries of bad debts
previously provided for                    (22,610)
(2,831)        (49,155)

Allowance for doubtful accounts
at end of year                          $  272,873     $  299,116
   $    23,998


Note 6 - Rental Equipment

Rental Equipment consists of the following:


December 31,
                                      1994           1993
 1992

Rental equipment at beginning                $5,698,405     $
9,325,076    $12,678,333
of year

Equipment purchases                        0             0
 674,816

Financed leases off lease and                    99,135
125,796         32,071
residual value of leased equipment

Translation gain                          931        0        0

Less:  Equipment sales                  (3,625,078)
(3,752,467)    (4,060,144)

Rental equipment at end of year          2,173,393
5,698,405      9,325,076


Accumulated depreciation at
beginning of year                       $5,247,335     $
8,259,530    $11,283,286

Depreciation expense                       247,291        624,972
      901,979

Translation loss                         (301)       0        0

Less:  Equipment sales                  (3,397,099)
(3,637,167)    (3,925,735)

Accumulated depreciation at
end of year                              2,097,226
5,247,335      8,259,530

Net rental equipment                    $   76,167     $
451,070    $ 1,065,546


                Notes to Financial Statements, Continued

Note 7 - Discounted Lease Rentals

Financing-discounted lease rentals -

The partnership has utilized its lease rentals receivable and underlying equipment in leasing transactions as collateral to borrow from financial institutions at fixed rates ranging from 7.5% to 10.10% on a nonrecourse basis. However, the Partnership primarily borrowed from one lending institution at a fixed rate of 10% on a nonrecourse basis for
95 percent of the financing. In return for this collateralized financing, the
Partnership received a discounted cash payment for the lease stream less certain amounts held back by the lender. Amounts withheld from the funding are 1) a 5% loss pool hold back of $54,978; 2) a hold back representing lessee security deposits of $123,075. In the event of default by the lessee, the financial institution has a first lien on the underlying leased equipment, with no further recourse against the Partnership except for the 5% hold back. Semi-annually the discounting is reviewed by the financial institution and the corresponding portion of the hold back is paid to the Partnership;
as lessees make payments to the financial institutions, lease revenue (i.e. interest income on direct financing and rental revenue on operating leases) and interest expense is recorded. Discounted lease rentals are reduced by the interest method. Future minimum lease payments less the amount representing security deposits and interest expense on leases that have been discounted as of December 31, 1994, are as follows:

          Year Ending
          December 31,

             1995                            $  277,489
             1996                                46,332
                                      323,821
             Less amount representing
               security deposits                   (44,961)
             Less amount representing
               interest                         (19,576)

                                   $  259,284

Interest expense on discounted lease rentals was $74,990 for the year ended December 31,
1994.

Note 8 - Distributions

In accordance with the Partnership Agreement, the Limited Partners will receive 99% and the General Partner will receive 1% of all distributions of cash from operations until
Payout. Thereafter, the Limited Partners will receive 95% and the General Partner 5% until Payout (as defined in the Limited Partnership Agreement). Following Payout, the
Limited Partners will receive 85% and the General Partner will receive 15% of all distributions including Cash From Sales or Refinancings. Distributions of Cash From
Operations, if any, will be made in such amounts and at such times as the General
Partner may determine, which determination shall take place not less frequently than once each fiscal quarter, taking into consideration the amount of such cash and the
Partnership's reasonably anticipated needs as determined by the General Partner. The
Limited Partners will receive distributions of Cash From Sales or Refinancings until
Payout at the discretion of the General Partner. Distributions of Cash From Sales or
Refinancings generated by the sale or other disposition of all or substantially all of a
Partnership's Equipment resulting in the dissolution of the Partnership will first be distributed to the partners in amounts equal to the positive balances in their tax capital accounts, and any excess will be allocated as described above. Any negative tax capital account balances shall be contributed by the partners at liquidation of the partnership.

                          Notes to Financial Statements,
Continued


Note 9 -  Net Investment in Direct Financing Leases:

The components of the net investment in direct financing leases:


                                             December 31,
                                           1994           1993

Minimum lease payments receivable,                $  338,132
$1,337,549
  noncurrent
Minimum lease payments receivable,                   268,106
 212,222
  current
Estimated residual values                         3,876
103,285
Initial direct costs, net                         4,012
28,811
Less:  Allowance for bad debt                       (270,749)
(277,949)
Less unearned income                            (16,043)
(106,000)

                                        $  327,334     $1,297,918

Note 10 -  Major Customers

Major customers providing 10% or more of the total rental income were as follows:

                                    1994      1993      1992

Psychological Corporation                 10%        0        0
GE                                    0       11%       13%
AT&T                                       0        0       11%
GTE                                   0        0        0
Smithkline                                 0        0       10%
Ben Hogan                                  0       12%        0

Based upon the settlement with Xerox (see Item 3) the Partnership received $620,485 in net settlement proceeds before legal fees.
This amount has been recorded as other income for the year ended
December 31, 1994.

Note 11 - Concentration of Business Activities

The General Partner typically has purchased for the Partnership lease portfolios
containing equipment leases entered into with entities located throughout the United
States.   Substantially all of the Partnership's existing lease
portfolios are comprised
of leases of computer equipment which is subject to rapid technological obsolescence.
In 1991, a portion of an equipment lease portfolio located in the United Kingdom (U.K.)
was purchased by the Partnership, which contains computer equipment being leased by U.K.
lessees. The majority of the lessees of the lease portfolio acquired in August 1992, are geographically located in California and Texas.

Note 12 - Legal Proceedings

     GELP became involved in litigation, along with other affiliated entities, with the Resolution Trust Corporation in March 1994 concerning loan guarantees provided by Finalco Group, Inc. prior to current management's involvement. This litigation was settled during 1994 without impact on the Partnership.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosures

          There were no disagreements with accountants on accounting and financial disclosures.

                                 PART III

Item 10.  Directors and Executive Officers of the
Registrant

     The Partnership has no directors or officers. All management functions are performed by Gemini Equities, Inc., in connection with GELP's acquisition of the General Partner's rights and duties from FGI. A more detailed description of the activities and business experience of the General Partner appears under the heading "Management" which begins on page 35 of Post Effective Amendment No. 1 to Form S-1, Registration Statement no. 2-95458, filed with the Commission on May 6, 1986 and is incorporated herein by reference.

                 EXECUTIVE OFFICERS OF THE GENERAL PARTNER
                             OF THE REGISTRANT

All of the executive officers of the General Partner (for purposes of this information referred to below as "Company") as of March 31, 1995, are shown below. Executive officers of the Company as determined for the purposes of Regulation S-K, include executive officers of Finalco, Incorporated ("FI") a wholly-owned subsidiary of FGI.
Officers on the Board serve at the discretion of the Board of Directors.

                                                 Number
Number
                                                 of Years    of
Years
                                                 in Present  With
       Name                  Position           Age    Position
Company

Harold L. Van Arnem  Chairman of the Board,     54        7
   7
                     Chief Executive Officer,
                     and Director

N. Philip McKnight   President                  44        7
  10

Julia M. Decker      Vice President of          38        4
   4
                  Accounting, Controller and
                  Assistant Treasurer

Betty Allen          Secretary                  64        2
   7

Mr. Van Arnem joined the Company in April 1988. Prior to that time he was Chief Executive
Officer and sole owner of Van Arnem Financial Services, Inc., a
Michigan corporation, and
predecessor businesses for more than five years.

Mr. McKnight joined the Company on July 1, 1985. Prior to that time he was Senior Vice
President-Technical Services of Dialcom, Inc. and Director of
Global Messaging at ITT
International Telecommunications.

Ms. Decker joined the Company in April 1991. Prior to that time she was a Senior Manager with Deloitte & Touche.

Ms. Allen joined the Company in April 1988. Prior to that she was the Personal Executive
Assistant to Harold Van Arnem and Office Manager for Van Arnem
Financial Services.



Item 11. Executive Compensation

     The Partnership has no directors or officers. Compensation and reimbursement for equipment purchases, costs and expenses to the General Partner for the year ended December
31, 1994 were:

     (a)  Equipment acquisition fees are paid to the General
Partner for
          locating Equipment and potential lessees and providing
other
          services in connection with the acquisition and leasing
of
          Equipment.  Different amounts of acquisition fees were
paid on
          various Equipment acquired by the Partnership.  In
accordance with
          the Partnership Agreement,  the  acquisition  fee
cannot exceed 4%
          of the purchase price of Equipment for any piece of
Equipment.   $      0

     (b)  Acquisition expenses are paid to the General Partner in connection
          with the selection and acquisition of any equipment
whether or not
          acquired.
$      0

     (c) Management fees are paid to the General Partner for services performed in connection with daily management of the Partnership's
          Equipment, including ongoing marketing and re-leasing of the
          Equipment. This fee is limited to 6% of the gross rental payments of the leases, payable quarterly.
   $ 146,670

     (d)  General and Administrative costs are reimbursed to the
General
          Partner for actual costs which the General Partner has
determined
          to be no less than 2% of the gross rentals, payable
quarterly.  The
          approximate breakdown of costs reimbursed is salaries
(55%),
          benefits and other costs (45%).
   $  31,722

     (e)  Cash From Operations:  The Limited Partners will
receive 99% and
          the General Partner 2% of all distributions of Cash
From Operations
          until the Limited Partners have received 100% of their
capital
          contributions.  Thereafter, the Limited Partners will
receive 95%
          and the General Partner will receive 5% of all
distributions of
          Cash From Operations until Payout.  Following Payout,
the Limited
          Partners will receive 85% and the General Partner will
receive 15%
          of all distributions from Cash From Operations.
        $      0

     (f)  Cash From Sales or Refinancings:  The Limited Partners
will receive
          distributions of Cash From Sales or Refinancings until
Payout at
          the discretion of the General Partner.  Following
Payout, the
          Limited Partners will receive 85% and the General
Partner will
          receive 15% of all distributions of Cash From Sales or Refinancings. However, distributions of Cash From
Sales or
          Refinancings generated by the sale or other disposition
of all or
          substantially all of a Partnership's Equipment
resulting in the
          dissolution of the Partnership will first be
distributed to the
          Partners in amounts equal to the positive balances in
their capital
          accounts, and any excess will be allocated as described
above.   $      0





Item 11. Executive Compensation, Continued

     (g)  Purchase Price of Equipment:  Most of the Equipment is
purchased
          from the General Partner in conjunction with the
assignment of an
          existing lease to the Partnership.  The Partnership's
purchase
          price is equal to or less than the lesser of the
General Partner's
          purchase price (less any rents received) an acquisition
fee not to
          exceed 4% of the purchase price of the Equipment or the
estimated
          market value of the Equipment at purchase date.
        $      0


Item 12.  Security Ownership of Certain Beneficial
Owners and Management

     (a) No person of record owns, or is known by the Partnership to own beneficially, more than 5% of any class of voting securities of the Partnership.

     (b) The General Partner of the Partnership owns the equity securities of the
          Partnership set forth in the following table:


Percent
          Title of Class          Amount Beneficially Owned
of Class

          General Partner          Represents initially a 1% and
      100%
                              potentially a 15% interest in
                              the Partnership's income,
                              gain and loss deductions,
                              with exceptions.*


* There was a $1,000 capital contribution made by the General Partner. Additionally, in the year ended December 31, 1994, the General Partner contributed $51,504. The
     General Partner shall be entitled to share 1% of all items of income, gain and loss deductions except Cash From Sales or Refinancings. After all Limited Partners have received 100% of their capital contribution, the General Partner's percentage will increase to 5%.  After achieving Payout, the General
Partner's percentage will
     increase to 15%. FGI owns no limited partnership units of Gemini Equipment Partners
     Income Fund IX. The Directors and Officers of FGI own no limited partnership units of the Partnership as of December 31, 1994. The registrant is a limited partnership and therefore does not have any voting shares of stock.


Item 13.  Certain Relationships and Related Transactions

          See Item 11.


                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form  8-K

     (a)  1.   Financial Statements  -  See accompanying index to
financial statements,
               Item 8.

          2. Financial Statement Schedules - Schedules required by Article 12 of
               Regulation SX have been omitted as not required, not applicable, or the information required to be shown therein is included in the financial statements and related notes.

          3.   Exhibits  -  See index to Exhibits on page 24.

     (b) Reports filed on Form 8-K - None filed for the three months ended December
          31, 1994.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GEMINI EQUIPMENT PARTNERS
                                   INCOME FUND IX

                                   By:  Finalco Group, Inc.
                                   Its  Sole General Partner


                                   By: /S/ Harold Van Arnem
                                   Harold Van Arnem
                                   Chairman of the Board,
                                   Chief Executive Officer,
                                   and Director

Date: March 31, 1995

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

FINALCO GROUP, INC., the sole
General Partner of the Registrant



/S/ Harold Van Arnem
Harold Van Arnem                        Chairman of the Board,
                                        Chief Executive Officer,
                                        and Director


/S/ N. Philip McKnight
N. Philip McKnight                      President



/S/ Julia M. Decker
Julia M. Decker                         Vice President of
                                   Accounting Controller,
                                   and Assistant Treasurer

/S/ Betty Allen
Betty Allen                             Secretary


                             INDEX TO EXHIBITS

Table
Number                                                      Page

 3.1      Limited Partnership Agreement
 *

 3.2      Certificate of Limited Partnership
**

 3.3      Amendment to Certificate of Limited Partnership
     **

10.1      General and Administrative Service Contract dated
***
          June 14, 1985 between Finalco Equity Services,
          Inc. and Finalco, Inc.



*    Incorporated herein by reference to Exhibit A of Post
Effective Amendment No. 1 to
Form S-1, Registration Statement No. 02-95458 filed with the
Securities and Exchange
Commission on June 11, 1985.

**   Incorporated herein by reference to Exhibit 3.2 and 3.3 on
Gemini Partners Income
Fund IX, 1987 10K, filed with the Securities and Exchange
Commission on March 30, 1988.

***  Incorporated herein by reference to Exhibit 10.1 of 1985
Form 10-K of Gemini
Equipment Partners Income Fund I, 1985 10K, filed with the
Securities and Exchange
Commission on April 15, 1986.