Form 10-Q
GEMINI EQUIPMENT PARTNERS INCOME FUND IX L P
filed 1995-05-24
CIK 761281

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1995
                 Commission file number 02-95458

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
                                            Number of Units
          Title of Each Class               at March 31, 1995
Units of Limited Partnership Interest:
$500 per unit                               21,222


            GEMINI EQUIPMENT PARTNERS INCOME FUND IX

                                   Index

                                                             Page
                                                           Number

Part I.  Financial Information

     Item 1.   Financial Statements and Notes to
          Financial Statements.                               3-7


          Balance Sheets as of March 31, 1995 and
          December 31, 1994.                                    3

          Statements of Operations, for the three months
          Ended March 31, 1995 and March 31, 1994               4

          Statements of Partners' Equity (Deficit),
          for the Quarter ended March 31, 1995                  5

          Statements of Cash Flows for the three months
          Ended March 31, 1995 and March 31, 1994               6

          Notes to Financial Statements                         7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Result of
               Operations.                                      8

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K                  8

          Signatures                                            9



            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                              BALANCE SHEETS

                                        March 31,    December 31,
                                              1995        1994

Assets

Cash & Cash Equivalents                     $274,832  $   71,828
  Net Investment in Direct
    Financing Leases - Less Allowance
    for Doubtful Accounts of $266,676 and
    $270,750, respectively                   218,361     327,334
    Operating Lease Rent
    Receivable                    [RECEIVABLES]7,882       3,198
    Less: Allowance for Doubtful Accounts
                                  [ALLOWANCES](2,123)     (2,123)

  Net Operating Lease Receivable               5,759       1,075

    Rental Equipment, at Cost         PP&E>  519,469   2,173,393
    Less:  Accumulated Depreciation
                            [DEPRECIATION]  (472,965) (2,097,226)

  Net Rental Equipment                        46,504      76,167
  Due from General Partner                     6,903      92,018
  Other Receivables                           70,060      78,450

          Total Assets       [TOTAL-ASSETS]$ 622,419  $  646,872

Liabilities and Partners' Equity

  Accounts Payable                            18,049      41,161
  Lease Obligations                          199,818     259,284
  Security Deposits                          169,491     221,229

          Total Liabilities                  387,358     521,674

  Partners' Equity (Deficit):

    General Partner                          (27,104)    (28,203)
    Limited Partners                         262,165     153,401

          Total Partners' Equity   [OTHER-SE]235,061     125,198

          Total Liabilities and Partners' Equity
              [TOTAL-LIABILITY-AND-EQUITY]$  622,419  $  646,872

                     See Notes to Financial Statements

            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                     Three Months Ended March 31,
                                         1995          1994
Revenues

  Leasing income                        $   44,392     $  239,306

  Other income                               9,217        641,921

  Net Gain on sale of equipment             92,477         18,505

         Total Revenues  [TOTAL-REVENUES]  146,086        899,732

Expenses

  Direct costs                               3,838         29,783

  Management fees                            9,379         85,160

  General and administrative                 8,071         39,748

  Provision for bad debts                    3,126         11,219

  Leasing Costs & interest                     839       (13,631)

  Depreciation                              10,681         56,825


Total Operating Expenses      [TOTAL-COSTS] 35,934        209,104


Net Income                   [NET-INCOME]$ 110,152     $  690,628

Net Income Allocation

  General Partner                       $    1,102     $    6,906

  Limited Partners                         109,050        683,722

                                        $  110,152     $  690,628
Net Income per Limited
Partnership Unit               EPS-PRIMARY>$  5.14     $    32.22

Weighted Average Number
of Limited Partnership
Units Outstanding                           21,222         21,222

                     See Notes to Financial Statements

            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                 STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                (Unaudited)


                     Limited Partners  General Partner   Total


Partners' Equity (Deficit),
    December 31, 1994     $  153,401   $    (28,203)  $  125,198

Translation loss                (286)            (3)        (289)

Distributions                      0              0            0

Net income                   109,050          1,102      110,152

Partners' Equity
(Deficit),March 31, 1995     262,165        (27,104)     235,061





                     See Notes to Financial Statements

            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                        STATEMENTS OF CASH FLOWS
                                (Unaudited)
                             For the Three Months Ended March 31,
Cash flows from operating activities:         1994         1995
Net income (loss)                        $  110,152   $  690,628
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
Depreciation                                 10,681       56,825
Loss (gain) on sale of rental equipment     (92,477)     (18,505)
Provision for bad debts, net
  of recoveries                              (4,074)     (19,044)

Change in assets and liabilities:
(Increase) decrease in rent receivable,net   (4,684)      17,764
(Increase) decrease in investment in direct
  financing leases*                         113,047      319,209
(Increase) decrease in other receivables      8,390     (559,500)
(Increase) decrease in accounts receivable
 General Partner                             85,115            0
Increase (decrease) in accounts
  payable Affiliates                              0         (414)
Increase (decrease) in lease obligations    (59,466)    (349,764)
Increase (decrease) in accounts payable     (23,112)      (2,072)
Increase (decrease) in accounts payable
  General Partner                                 0       50,421
Increase (decrease) in security deposits    (51,738)      (3,836)
Increase (decrease) in deferred revenue           0       (2,801)
Net cash provided by operating activities    91,834      178,911
Cash flows from investing activities:
  Proceeds from sale of equipment           111,459       23,941
Net cash provided by (used in)
  investing activities                      111,459       23,941

Cash flows from financing activities:
  Distribution to partners                        0     (321,545)
Net cash used in financing activities             0     (321,545)

Effect of exchange rate on cash                (289)         (24)

Increase (decrease) in cash &
  cash equivalents                          203,004     (118,717)

Cash & Cash equivalents
 at beginning of year                        17,828      242,700

Cash & cash equivalents at end of year   $  274,832   $  123,983

                     See Notes to Financial Statements

            GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                       Notes to Financial Statements
                                (Unaudited)


Note 1 - Financial Statements

In the opinion of the Company, the accompanying unaudited financial statements contain only normal recurring accruals necessary to present fairly the financial position as of March 31, 1995, and the results of operations and the cash flows for the three month periods ended March 31, 1995 and March
31, 1994.


Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These statements should be read in conjunction with the financial statements and notes contained in the Company's annual report to shareholders for the fiscal year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of operating results to be expected for the full fiscal year.



                GEMINI EQUIPMENT PARTNERS INCOME FUND IX

                     PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income for the three months ended March 31, 1995 was $110,152 or $5.14 per limited partnership unit, compared to net income for the three months ended March 31, 1994 of $690,628 or $32.22 per limited partnership unit. The decrease in net income is attributed to proceeds from a settlement with Xerox in 1994. The partnership's pro-rata share of this settlement was $620,485, which was included in other income in the three months ended March 31, 1994. Management fees related to the portion of the Xerox proceeds applicable to rental income were $51,504 and were contributed to the Partnership to effect the General Partner's capital balance in 1994. Declines in rental income were due to no new lease origination since 1992. As the lease portfolio matures, leases expire and they are renewed at lower rental amounts or the equipment is sold. The increase in the gain on the sale of equipment from $18,505 for the three months ended March 31, 1994 to $92,477 for the three months ended March 31, 1995 is the primarily the result of the sale of equipment from one lease in the portfolio acquired in 1992. It is not anticipated that any other equipment remaining at March 31, 1995 will be sold at a significant gain. Depreciation has declined as equipment has reached the end of its depreciable lives. Rental equipment declined $1,653,924 as a result of the sale or scrapping of equipment. It is anticipated that all of the remaining equipment will be disposed of during 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of funds for the period was the rental income and proceeds from the sale of equipment. As of March 31, 1995, the Partnership had off-lease equipment with a cost of $519,469. As of March 31, 1995, the Partnership had returned approximately 96.8% of the limited partners' original investment through distributions. The Partnership expects that a cash distributions may be payable at an annualized rate of 5% in June 1995.

                PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - None
 (b) Reports on Form 8-K
     The registrant was not required to file a report on Form 8-K during the three months ended March 31, 1995


                GEMINI EQUIPMENT PARTNERS INCOME FUND IX
                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GEMINI EQUIPMENT PARTNERS INCOME FUND IX

By: FINALCO GROUP, INC.,
    sole General Partner of the registrant


By:/S/ Julia M. Decker            Vice President of Accounting,
   Julia M. Decker                Controller and Assistant
                                  Treasurer

Date:  May 12, 1995