Form 10-K/A
period 1994-12-31
GEMINI EQUIPMENT PARTNERS INCOME FUND IX L P
filed 1995-06-12
CIK 761281

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1994
[PERIOD-END]                               DEC-31-1994
[CASH]                                          71,828
[SECURITIES]                                         0
[RECEIVABLES]                                    3,198
[ALLOWANCES]                                   (2,123)
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       2,173,393
[DEPRECIATION]                             (2,097,226)
[TOTAL-ASSETS]                                 646,872
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     125,198
[TOTAL-LIABILITY-AND-EQUITY]                   646,872
[SALES]                                              0
[TOTAL-REVENUES]                             1,406,531
[CGS]                                                0
[TOTAL-COSTS]                                  617,507
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   789,024
[EPS-PRIMARY]                                    36.81
[EPS-DILUTED]                                        0