Form 10-K/A
period 1994-12-31
GEMINI EQUIPMENT PARTNERS INCOME FUND IX L P
filed 1995-07-17
CIK 761281

[ARTICLE] 5
[TEXT]

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the year ended                 Commission file number
DECEMBER 31, 1994                  02-95458

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

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III are incorporated by reference to Post
Effective Amendment No. 1 to Form S-1, Registration Statement No.
2-95458
Total number of pages: 24           Exhibit Index:page 24


                                 PART IV


Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form  8-K

     (a)  1.   Financial Statements  -  See accompanying index to
financial statements, Item 8.

          2. Financial Statement Schedules - Schedules required by Article 12 of Regulation SX have been omitted as not required,not applicable, or the information required to be shown therein is included in the financial statements and related notes.

          3.   Exhibits  -  #27

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

                                   GEMINI EQUIPMENT PARTNERS
                                   INCOME FUND IX

                                   By:  Finalco Group, Inc.
                                   Its  Sole General Partner


                                   By: /S/ Julia M. Decker
                                   Julia M. Decker
                                   Vice President of Accounting,
                                   Controller and Assistant
                                   Treasurer

Date: July 10, 1995