Form 10-Q/A
period 1995-03-31
GEMINI EQUIPMENT PARTNERS INCOME FUND IX L P
filed 1995-07-17
CIK 761281

[ARTICLE] 5
[TEXT]

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                 FORM 10-Q/A

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

 (a) Exhibits - #27
 (b) Reports on Form 8-K
     The registrant was not required to file a report on Form 8-K during the three months ended March 31, 1995


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

Date:  July 10, 1995